Form 10QSB
period 1996-06-30
CELLULAR TELEPHONE ENTERPRISES INC
filed 1996-08-14
CIK 862885

FORM 10QSB
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

(Mark One)
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 1996

                    or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________ to ________

Commission File No. 0-18487

                   CELLULAR TELEPHONE ENTERPRISES, INC.
            (Exact name of Registrant as specified in Charter)

                   Delaware                    11-2913717
           (State or other jurisdiction        (IRS Employer
           of incorporation or organization)    Identification
                                                Number)

            240-19 Jamaica Avenue, Bellerose, New York 11426
            (Address of principal offices including Zip Code)

Registrant's telephone number, including area code (718) 470-6363


Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for the past
90 days.                       Yes  x     No

The number of shares outstanding of each of the issuer's classes of stock as of the latest practicable date:

          Class                     Outstanding at August 9, 1996

    Common Stock, $.01 par value                9,067,500

Transitional Small Business Disclosure Format (check one)

Yes        No  X

                              Page 1 of 13 pages.

             CELLULAR TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheet

ASSETS

                                               June 30, 1996
                                                (Unaudited)
                                         -------------
CURRENT ASSETS:

  Cash in banks and short term
   certificate of deposit                      $       4,796
  Certificate of deposit                             750,000
   (Note 3)
  Accounts receivable - trade                        279,015
  Inventories (Note 2)                               169,275
  Other receivables                                  111,897
  Due from officers (Note 4)                         177,973
                                                  ----------

      TOTAL CURRENT ASSETS                     $   1,492,956
                                                 ===========

EQUIPMENT AND LEASEHOLD
  IMPROVEMENT less accumulated
  depreciation of $381,705
  at June 30, 1996                                   462,907

DEFERRED COST (Note 2)                                19,986

INTANGIBLE ASSETS -
  License agreement, less
    accumulated amortization (Note 2)                937,500
  Acquired licenses and
   customer list, less
   accumulated amortization                        1,583,233
 -----------
                                                   4,496,582
 ===========

   The accompanying Notes are an integral part of these unaudited consolidated financial statements.

           CELLULAR TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                                                  June 30, 1996
                                                   (Unaudited)
  -------------
CURRENT LIABILITIES:

  Accounts payable-trade                           $    251,258
  Accrued expenses and taxes payable                    543,404
  Deferred income                                       150,085
  Notes Payable Bank                                    750,000
                                                     ----------

  TOTAL CURRENT LIABILITIES                        $  1,694,747
                                                    -----------
  Certificates of Indebtedness                           60,000
                                                    -----------

  LIABILITIES SUBJECT TO COMPROMISE (Note 5)          2,603,336
                                                    -----------

  SHAREHOLDERS' EQUITY

  Preferred Stock - authorized
   1,000,000 shares; $.01 par
   value; none issued or
   outstanding                                            -0-
  Common Stock - authorized
   20,000,000 shares; $.01 par
   value; issued and outstanding
   9,067,500 shares                                      90,675
Additional paid-in-capital                            3,511,066
Unearned portion of Common
  Stock issued for services                              (6,200)

 Accumulated deficit                                 (3,457,042)
                                                    -----------

TOTAL SHAREHOLDERS' EQUITY
         TOTAL EQUITY                                   138,499
                                                    -----------

TOTAL LIABILITIES AND EQUITY                        $ 4,496,582
                                                    ===========



       The accompanying Notes are an integral part of these unaudited consolidated financial statements.

             CELLULAR TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income

                                              (Unaudited)
                                                 Three Months Ended
                                                       June 30,
                                                 ------------------
                                              1996               1995
                                              ----               ----
REVENUES:
  Sales                                   $  88,773           $ 161,107
  Services                                  434,014             664,753
                                          ---------            --------

TOTAL REVENUES                              522,787             825,860

COST OF SALES                               211,087             400,953
                                          ---------            --------

GROSS PROFIT                                311,700             424,907
                                          ---------            --------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                    295,401             361,271

Advertising                                   8,288               3,556

Rent                                         51,218              56,790

Interest Expense                                373                 528
                                          ---------            --------

TOTAL OPERATING EXPENSE                     355,280             422,145
                                          ---------            --------

  OPERATING INCOME (LOSS)                   (43,580)              2,762

Interest Income                               -0-                  -0-

  INCOME BEFORE TAXES                       (43,580)              2,762
 Income taxes                                    --                  --
                                          ---------            --------
  NET INCOME (LOSS)                      $  (43,580)          $   2,762
                                          =========            ========
NET LOSS PER SHARE                       $      NIL           $     NIL
WEIGHTED AVERAGE NUMBER OF
 SHARES OF COMMON STOCK                   9,067,500           9,067,500
                                         ==========           =========

       The accompanying Notes are in integral part of these unaudited consolidated financial statements.

             CELLULAR TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flow

                                                Three Months Ended
                                      June 30, 1996           June 30, 1995
                                       (Unaudited)             (Unaudited)
CASH FLOW FROM OPERATING
 ACTIVITIES:
Net Income                             $  (43,580)              $   2,762
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
   Depreciation                            10,000                   5,000
   Amortization                              -0-                     -0-
                                       ----------               ---------
                                          (33,580)                  7,762

CHANGES IN OPERATING ASSETS AND LIABILITIES:
 (Increase) in deferred costs              12,456                  43,002
 (Increase) in accounts receivable        (79,960)                 22,784
 Decrease (Increase) in inventories         5,767                  (2,422)
 (Increase) in receivable                 (48,252)                 (5,563)
 Increase in accounts payable            (179,488)                (24,935)
 Increase (Decrease) in accrued expenses   297,991                (10,826)
 Increase (Decrease) in deferred
   income                                     (598)               (92,865)
                                        ----------              ---------

Net Cash Provided from (Used In)
  Operations                                7,916                  20,955
                                       ----------                --------
Cash Flows from Investing Activities:
   Purchase of (proceeds from sale
    of) equipment and leasehold
    improvements                           19,802                 (12,886)

 Net Cash Flows from Investing Act.
   19,802          (12,886)
                                         --------               ---------
Cash Flow from Financing Activities:
   Increase in short-term debt            (10,000)                   -0-
       (Decrease) in Long-term debt            --                    -0-
                                       ----------               ---------
  Net Cash Flow from Financing            (10,000)                   -0-

  Increase (Decrease) in Cash             (15,862)                (26,079)
     Cash at Beginning of Year             20,658                  26,597
                                       ----------               ---------
     Cash at End of Period             $    4,796               $     518

                                       ==========               =========

         The accompanying Notes are in integral part of these unaudited consolidated financial statements.

             CELLULAR TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THREE MONTHS ENDED JUNE 30, 1996

Note 1.  Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial statements presented herein reflect all adjustments which are necessary for a fair presentation of the financial position of the Registrant and its wholly-owned subsidiaries as of June 30, 1996 and the results of operations and cash flows for the three month period ended June 30, 1996. The results of operations for the three months are not necessarily indicative of the results that can be expected for the entire fiscal year ending March 31, 1997.

Note 2.  SIGNIFICANT ACCOUNTING PRINCIPLES

      A. The consolidated financial statements include the accounts of Cellular Telephone Enterprises, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

      B. Revenues from paging services, generally billed on a quarterly basis, are recognized as income in the month of the related service. Sales of paging devices are recorded at the point of sale.

      C. Inventories, which consist primarily of paging devices and related accessories, are recorded at the lower of cost (first-in, first-out) or market.

      D. Equipment, and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the assets estimated useful lives, which range from five to ten years. Maintenance and repairs are charged to operations as incurred.

      E. Costs incurred to acquire licenses to carry radio common carrier frequencies in the New York City metropolitan and tri-state areas are amortized over the useful life of the related agreements. Amortization of the cost of the sublicense has been suspended pending the ultimate resolution of the matters discussed in Note 7C, Form 10K.

      F. Deferred advertising costs represent direct response advertising placed in local media and are amortized over the average life of the related customer agreement (considered eighteen months).

      G. Deferred income taxes are provided for timing differences between financial and tax reporting.

      H. The Company's earnings (loss) per share are computed by dividing the net income or loss, by the weighted average outstanding common equivalent shares; the effect of anti-dilutive common stock equivalents is ignored in the computations.

      I. Common shares issued for services to be rendered, at no or nominal consideration, are recorded at their fair market value at the date of issuance. Such amounts are then amortized over the period of service (five years). The unamortized portion of the deferral shown as a reduction of shareholder's equity.

Note 3.  CERTIFICATE OF DEPOSIT AND NOTE PAYABLE BANK

      A certificate of deposit in the amount of $750,000, which matured during December 1994, to collateralize a demand loan payable to a bank in the same amount. The loan bears interest at the bank's prime rate plus one-half percent. The loan and certificate of deposit are subject to Chapter 11 procedures.

Note 4.  DUE FROM OFFICERS

      Advances to certain officers of the Company which are non-interest bearing and with no stated maturity date.

Note 5.  LIABILITIES SUBJECT TO COMPROMISE

      The Registrant filed for Chapter 11 in U.S. Bankruptcy Court, Eastern District, New York and was approved on November 10, 1994. The Registrant operates as Debtor in Possession. As a result, the following liabilities are subject to compromise:

Cellular Telephone Enterprises
Carrier Paging                                       $  737,185
Motorola                                                701,311
The Weiss Trust (Secured)                            $  655,545
Elliot Epstein                                       $  135,000
Feldman, Radin & Co                                  $   57,652
MJ&M Advertising                                     $   36,680
N.Y.S. Sales Tax                                     $   35,520
Pagenet                                              $   32,866
Mitchell Weiss (Secured)                             $   18,500
Telecommunication Network, Inc.                      $   15,766
Skytel                                               $   14,610
General Accident Insurance Co.                       $   13,990
Tristate Communications                              $   12,586
Radio Dealers Leasing                                $   10,614
Contact Communications                               $   10,470

Various creditors below $10,000 each                 $  115,041

                                                      ---------
Total Liabilities subject to compromise              $2,603,336
                                                     ==========

Item 2.  Management's Discussion and Analysis or Plan of Operations

Results of Operations

Total revenues during the quarter ended June 30, 1996 were $522,787 representing a decrease of $303,073 (36.7%) from total revenues of $825,860 during the corresponding quarter in the previous fiscal year. This decrease is principally attributable to a decline in the selling price of air time, accompanied by a decline the selling price of paging equipment. The gross profit percentage during the current quarter was 59.6 % compared to 51.5% during the same period last year. This increase is attributable to better air time pricing and lower pricing on the purchases of pagers. Operating expenses decreased $16,879 (4%) from the corresponding quarter in the previous fiscal year.

Liquidity and Capital Resources

As of June 30, 1996, the Registrant's cash position decreased $15,862. The Bankruptcy Court approved, on June 21, 1995, the sale of up to $125,000 worth of Certificates of Indebtedness. The Certificates bear an interest rate of 12 percent per annum for a term of two years. As of the end of June 1996, $60,000 worth of these certificates have been sold. The Registrant anticipates implementation of the buying and selling policies will yield positive operating cash flow results in latter part of this current fiscal year. The Registrant intends to continue to evaluate and consider alternative methods of financing in order to enhance its liquidity and working capital position.


                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings

      On August 5, 1994, petitions were filed in U.S. Bankruptcy Court,
Eastern District of New York, against the Company requesting an order for relief under Chapter 7 of the U.S. Bankruptcy Code. On November 10, 1994, the Company filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, Eastern District, New York (the "Bankruptcy Court"). The Company continues to operate its business as a debtor in possession. The Company plans to use the bankruptcy process to resolve many of the suits that were pending against it prior to this filing.

      On May 1, 1996, the Company filed with the Bankruptcy Court its Plan of Reorganization (the "Plan") to emerge from Chapter 11 bankruptcy proceedings. Under the Plan the existing shareholder's equity interest will be unaffected. On August 1, 1996, the Company amended its Plan of Reorganization, whereby all creditors would be fully paid of several years. It is uncertain whether this Plan will be approved by the Bankruptcy Court in its present form.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K
     None


                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   Bellrose, New York
         August 13, 1996


                                   CELLULAR TELEPHONE ENTERPRISES, INC.


                                   By: s/s Alexander W. Lanzetta
                                       ----------------------------------------
                                       Alexander W. Lanzetta, Treasurer, Chief
                                       Financial Officer and duly authorized
                                       officer to sign on behalf of the
                                       Registrant